Form 10-K
period 1998-12-31
NEW DIMENSIONS IN MEDICINE INC LIQUIDATING TRUST
filed 1999-03-25
CIK 1036807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from __________ to __________

                          Commission File No.: 1-9156

                        NEW DIMENSIONS IN MEDICINE, INC.

                               Filing in Behalf of

               NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST

             (Exact name of registrant as specified in its charter)

                    DELAWARE                      41-6410139
          (State or other jurisdiction         (I.R.S. Employer
               of incorporation or            Identification No.)
                  organization)

             45 SOUTH SEVENTH STREET
                   SUITE 3400
               MINNEAPOLIS, MINNESOTA                55402
               (Address of principal               (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code: (612) 607-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1999                 NEW DIMENSIONS IN MEDICINE, INC.
                                       LIQUIDATING TRUST

                                       By  /s/ James A. Potter
                                         -------------------------------------
                                             James A. Potter
                                             TRUSTEE

               NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
             ANNUAL REPORT TO BENEFICIARIES UNDER COVER OF FORM 10-K
                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION                     METHOD OF FILING
-----------                      -----------                     ----------------
99.1          Report to Beneficiaries of the New Dimensions in
              Medicine, Inc. Liquidating Trust as of December
              31, 1998.......................................... Filed herewith.

99.2          New Dimensions in Medicine, Inc. Liquidating
              Trust Financial Statements and Independent
              Auditor's Report, December 31, 1998 and 1997...... Filed herewith.