Form 10-K
period 1999-12-31
NEW DIMENSIONS IN MEDICINE INC LIQUIDATING TRUST
filed 2000-03-30
CIK 1036807

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________

                           Commission File No.: 1-9156

                        NEW DIMENSIONS IN MEDICINE, INC.

                               Filing in Behalf of

               NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST

             (Exact name of registrant as specified in its charter)

              DELAWARE                                41-6410139
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

      45 SOUTH SEVENTH STREET
             SUITE 3400
    MINNEAPOLIS, MINNESOTA
      (Address of principal                            55402
        executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (612) 607-7000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

               NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
             ANNUAL REPORT TO BENEFICIARIES UNDER COVER OF FORM 10-K

                                  EXHIBIT INDEX


  EXHIBIT NO.                                DESCRIPTION                                      METHOD OF FILING
                  Report to  Beneficiaries  of the New  Dimensions in Medicine,  Inc.
99.1              Liquidating Trust as of December 31, 1999........................           Filed herewith.

99.2              New  Dimensions  in  Medicine,  Inc.  Liquidating  Trust  Financial
                  Statements and Independent Auditor's Report,  December 31, 1999 and
                  1998.............................................................           Filed herewith.